Form 10-Q
period 1996-06-30
AMERICAN INCOME PARTNERS IV B LP
filed 1996-08-13
CIK 826930

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1996
                              --------------------------------------------------
                                         OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------   ----------------------

                              ----------------------

For Quarter Ended June 30, 1996                 Commission File No. 0-17523


               American Income Partners IV-B Limited Partnership
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                               04-3024966
- ----------------------------------------                 -----------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                            Identification No.)

98 North Washington Street, Boston, MA                      02114
- ----------------------------------------                  ----------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                  ------------------------------

- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---

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
Yes    No
   ---   ---

               AMERICAN INCOME PARTNERS IV-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX



                                                                  Page
                                                                  ----
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

     Statement of Financial Position
        at June 30, 1996 and December 31, 1995                      3

     Statement of Operations
       for the three and six months ended
       June 30, 1996 and 1995                                       4

     Statement of Cash Flows
       for the six months ended June 30, 1996 and 1995              5

     Notes to the Financial Statements                            6-8

  Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations          9-12


PART II.  OTHER INFORMATION:

  Items 1 - 6                                                      13


              AMERICAN INCOME PARTNERS IV-B LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                      June 30, 1996 and December 31, 1995

                                  (Unaudited)



                                           June 30,    December 31,
                                             1996          1995
                                          -----------  ------------
ASSETS
- ------

Cash and cash equivalents                  $  585,523    $  644,253

Rents receivable, net of allowance for
  doubtful accounts of $10,000 and
  $100,000 at June 30, 1996 and
  December 31, 1995, respectively             106,882        95,053

Accounts receivable - affiliate                27,882       119,651

Equipment at cost, net of accumulated
depreciation of $5,407,853 and
$5,827,635 at June 30, 1996 and
December 31, 1995, respectively             3,006,262     3,150,051
                                           ----------    ----------

Total assets                               $3,726,549    $4,009,008
                                           ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Notes payable                              $   96,250    $  120,313
Accrued interest                                1,140         1,523
Accrued liabilities                            12,500        20,000
Accrued liabilities - affiliate                 9,236        11,761
Cash distributions payable to partners        275,863       275,863
                                           ----------    ----------
   Total liabilities                          394,989       429,460
                                           ----------    ----------
Partners' capital (deficit):
   General Partners                          (158,558)     (156,078)
   Limited Partnership Interests
   (873,935 Units; initial purchase
    price of $25 each)                      3,490,118     3,735,626
                                           ----------    ----------
   Total partners' capital                  3,331,560     3,579,548
                                           ----------    ----------
   Total liabilities and partners'
    capital                                $3,726,549    $4,009,008
                                           ==========    ==========

                  The accompanying notes are an integral part
                         of these financial statements.

               AMERICAN INCOME PARTNERS IV-B LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
           for the three and six months ended June 30, 1996 and 1995

                                  (Unaudited)


                                            Three Months          Six Months
                                           Ended June 30,        Ended June 30,
                                        1996         1995       1996       1995
                                   --------------  ---------  ---------  ---------
Income:
   Lease revenue                         $233,130   $311,074   $467,266   $595,859
   Interest income                          8,020     10,870     15,742     22,462
   Gain on sale of equipment               12,355      2,996     21,978    130,959
                                         --------   --------   --------   --------
   Total income                           253,505    324,940    504,986    749,280
                                         --------   --------   --------   --------

Expenses:
   Depreciation                            70,525     88,322    143,789    186,695
   Interest expense                         1,130      2,817      3,151      5,701
   Equipment management fees
   - affiliate                             11,656     15,554     23,363     29,793
   Operating expenses
   - affiliate                             14,979     20,205     30,945     40,390
                                         --------   --------   --------   --------
   Total expenses                          98,290    126,898    201,248    262,579
                                         --------   --------   --------   --------

Net income                               $155,215   $198,042   $303,738   $486,701
                                         ========   ========   ========   ========

Net income
   per limited partnership unit          $   0.18   $   0.22   $   0.34   $   0.55
                                         ========   ========   ========   ========
Cash distributions declared
   per limited partnership unit          $   0.31   $   0.31   $   0.62   $   0.81
                                         ========   ========   ========   ========


                  The accompanying notes are an integral part
                         of these financial statements.

               AMERICAN INCOME PARTNERS IV-B LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995

                                  (Unaudited)

                                             1996        1995
                                          ----------  -----------

Cash flows from (used in) operating
 activities:
Net income                                $ 303,738   $  486,701

Adjustments to reconcile net income to
     net cash from operating activities:

   Depreciation                             143,789      186,695
   Gain on sale of equipment                (21,978)    (130,959)
   Decrease in allowance for doubtful
    accounts                                (90,000)          --

Changes in assets and liabilities
   Decrease (increase) in:
     rents receivable                        78,171      (64,029)
     accounts receivable - affiliate         91,769       68,222
   Increase (decrease) in:
     accrued interest                          (383)      (1,401)
     accrued liabilities                     (7,500)        (500)
     accrued liabilities - affiliate         (2,525)      (1,257)
     deferred rental income                      --        5,048
                                          ---------   ----------
   Net cash from operating activities       495,081      548,520
                                          ---------   ----------
Cash flows from investing activities:
   Proceeds from equipment sales             21,978      187,000
                                          ---------   ----------
   Net cash from investing activities        21,978      187,000
                                          ---------   ----------
Cash flows used in financing activities:
   Principal payments - notes payable       (24,063)     (54,244)
   Distributions paid                      (551,726)    (882,762)
                                          ---------   ----------
   Net cash used in financing activities   (575,789)    (937,006)
                                          ---------   ----------
Net decrease in cash and cash
 equivalents                                (58,730)    (201,486)
Cash and cash equivalents at beginning
 of period                                  644,253    1,021,406
                                          ---------   ----------
Cash and cash equivalents at end of
 period                                   $ 585,523   $  819,920
                                          =========   ==========

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
    interest                              $   3,534   $    7,102
                                          =========   ==========

                  The accompanying notes are an integral part
                         of these financial statements.

               AMERICAN INCOME PARTNERS IV-B LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                 June 30, 1996
                                  (Unaudited)



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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and results of operations for the three and six month periods ended June 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- -------------

  At June 30, 1996, the Partnership had $580,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

  Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,990,863 are due as follows:

  For the year ending June 30, 1997   $  864,885
                               1998      597,208
                               1999      488,127
                               2000       40,643
                                     -----------

                              Total   $1,990,863
                                     ===========


NOTE 4 - EQUIPMENT
- ------------------

  The following is a summary of equipment owned by the Partnership at June 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

               AMERICAN INCOME PARTNERS IV-B LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                  (Continued)

                                               Lease Term    Equipment
Equipment Type                                   (Months)     at Cost
- --------------                                 ----------    ---------

Vessels                                              63-72   $ 3,296,257
Aircraft                                                38     3,110,533
Manufacturing                                           60     1,348,044
Materials handling                                    5-60       396,963
Retail store fixtures                                12-72       113,211
Medical                                              24-60        73,506
Locomotives                                             60        53,445
Tractors and heavy duty trucks                       12-60        22,156
                                                             -----------

                                      Total equipment cost     8,414,115

                                  Accumulated depreciation    (5,407,853)
                                                             -----------

                Equipment, net of accumulated depreciation   $ 3,006,262
                                                             ===========

  At June 30, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $7,883,357 representing approximately 94% of total equipment cost.

  The summary above includes equipment with a cost and net book value of approximately $53,000 and $14,000, respectively, which is not subject to an active lease agreement.


NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

  All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                     1996      1995
                                   --------  --------

Equipment management fees           $23,363   $29,793
Administrative charges                8,796     8,796
Reimbursable operating expenses
  due to third parties               22,149    31,594
                                    -------   -------

                   Total            $54,308   $70,183
                                    =======   =======


  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1996, the Partnership was owed $27,882 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1996.

               AMERICAN INCOME PARTNERS IV-B LIMITED PARTNERSHIP

                       Notes to the Financial Statements

                                  (Continued)

NOTE 6 - NOTES PAYABLE
- ----------------------

  Notes payable at June 30, 1996 consisted of an installment note of $96,250 payable to an institutional lender. This note is non-recourse, with a fluctuating interest rate based on the London Inter-Bank Offered Rate ("LIBOR") plus 1.5%. At June 30, 1996, the applicable LIBOR rate was approximately 6.98%. The note is collateralized by the equipment and assignment of the related lease payments and will be fully amortized by noncancellable rents. The carrying
amount of notes payable approximates fair value at       June 30, 1996.

  The annual maturities of the installment note are as follows:


  For the year ending June 30, 1997   $48,125
                               1998    48,125
                                      --------

                               Total   $96,250
                                      ========


               AMERICAN INCOME PARTNERS IV-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations.
- --------------

Three and six months ended June 30, 1996 compared to the three and six months
- -----------------------------------------------------------------------------
ended June 30, 1995:
- --------------------

Overview
- --------

  The Partnership was organized in 1988 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. Accordingly, the Managing General Partner is pursuing the remarketing of all of the Partnership's remaining equipment and has engaged an investment adviser to solicit interested third-party buyers. This effort is being undertaken in conjunction with certain other affiliated partnerships and, if successful, would result in the sale of each affected partnership's assets to a selected buyer. The Managing General Partner believes this approach will (i) maximize the disposition prices of each partnership's assets and (ii) prevent the incidence of future expenses to operate a publicly-registered limited partnership with a declining asset base. The Managing General Partner is evaluating expressions of interest submitted by the investment adviser from a number of potential buyers, but is under no obligation to accept any proposal. If successful, the Managing General Partner anticipates that it would wind-up the operations of the Partnership and make a liquidating distribution to the Partners, net of any cash reserves which the Managing General Partner may consider appropriate, on or before December 31, 1996.


Results of Operations
- ---------------------

  For the three and six months ended June 30, 1996, the Partnership recognized lease revenue of $233,130 and $467,266, respectively, compared to $311,074 and $595,859 for the same periods in 1995. The decrease in lease revenue from 1995 to 1996 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term investments.

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

  For the three months ended June 30, 1996, the Partnership sold fully depreciated equipment to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $12,355 compared to a net gain in 1995 of $2,996 on equipment having a net book value of $13,053.

  For the six months ended June 30, 1996, the Partnership sold fully depreciated equipment to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $21,978 compared to a net gain in 1995 of $130,959 on equipment having a net book value of $56,041.

  It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Partnership, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement

               AMERICAN INCOME PARTNERS IV-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION

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

  Depreciation expense for the three and six months ended June 30, 1996 was $70,525 and $143,789, respectively, compared to $88,322 and $186,695 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  Interest expense was $1,130 and $3,151 or less than 1% of lease revenue for both the three and six months ended June 30, 1996 compared to $2,817 and $5,701 or approximately 1% of lease revenue for the same periods in 1995. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were 5% of lease revenue during each of the periods ended June 30, 1996 and 1995 and will not change as a percentage of lease revenue in future periods.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 6.4% and 6.6% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to 6.5% and 6.8% of lease revenue for the same periods in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service

               AMERICAN INCOME PARTNERS IV-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $495,081 and $548,520 in 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

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

  Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1996, the Partnership realized $21,978 in equipment sale proceeds compared to $187,000 in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future years, the amount of cash used to repay debt obligations will be consistent with the six months ended June 30, 1996.

  Cash distributions to the General Partners and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $551,726. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 99% of these distributions, or $546,209, and the General Partners were allocated 1%, or $5,517. The second quarter 1996 cash distribution was paid on July 15, 1996.

  Cash distributions paid to the Recognized Owners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Market conditions, technological changes, the ability of AFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

  The Partnership's future cash distributions will be adversely affected by the 1991 bankruptcy of Midway Airlines, Inc ("Midway"). Although this bankruptcy had no immediate adverse effect on the Partnership's

               AMERICAN INCOME PARTNERS IV-B LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


cash flow, as the Partnership had almost fully leveraged its ownership interest in the underlying aircraft leased to Midway, this event resulted in the Partnership's loss of any future interest in the residual value of the aircraft. This bankruptcy will have a material adverse effect on the ability of the Partnership to achieve all of its originally intended economic benefits. However, the final yield on capital will be dependent upon the collective performance results of all the Partnership's equipment leases.

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



               AMERICAN INCOME PARTNERS IV-B LIMITED PARTNERSHIP


                  By: AFG Leasing IV Incorporated, a Massachusetts corporation and the Managing General Partner of the Registrant.


                  By:  /s/  Michael J. Butterfield
                       ---------------------------------------
                       Michael J. Butterfield
                       Treasurer of AFG Leasing IV Incorporated
                       (Duly Authorized Officer and
                       Principal Accounting Officer)


                  Date:  August 13, 1996
                         -------------------------------------



                  By:  /s/  Gary M. Romano
                       ---------------------------------------
                       Gary M. Romano
                       Clerk of AFG Leasing IV Incorporated
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                  Date:  August 13, 1996
                         -------------------------------------